Form 10QSB
period 2000-10-31
DOT COM VISION INC
filed 2000-12-15
CIK 1121879

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2000.

                         DOTCOM VISIONS, INC.
        (Exact name of registrant as specified in its charter)

              DELAWARE                        33-0803437
             ----------                       ----------
           (State of                       (I.R.S. Employer
           Incorporation)                 Identification Number)

                  216 South Alma School Rd., Suite 10
                           Mesa, Arizona 85210
            (Address of Principal Executive Offices and Zip Code)

                             480-898-1846
                    (Registrants telephone number)

Former name, former address and former fiscal year, if changed since last report: No changes.

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   YES  |X|   NO |_|

Transitional Small Business Disclosure Format (Check one):
Yes   No  X

Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2000: Common Stock: 14,580,000.

PART I

ITEM 1.      Financial Statements

CONTENTS
DOTCOM VISIONS, INC.

Accountants' Compilation Report         Page 3
Balance Sheet                                4
Statement of Operations                      5
Statement of Stockholders' Equity            6
Statement of Cash Flows                      7
Notes to Financial Statements                8

To the Board of Directors
DotCom Visions, Inc. (a development stage company)
Las Vegas, Nevada

We have compiled the accompanying balance sheet of DotCom Visions, Inc. (a developmental stage company) as of October 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended October 31, 1999, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants,

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ovist & Howard, CPA's
Certified Public Accountants

December 4, 2000
Henderson, Nevada

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
OCTOBER 31, 2000
ASSETS

CURRENT ASSETS:
Cash                                             $    3,973
                                                 ----------
   Total Current Assets                                    $    3,973

PROPERTY AND EQUIPMENT (Note 2)
   Equipment                                            585
   Allowance for Depreciation                    $      (77)
                                                 -----------
      Net Property Equipment                                      508

TOTAL ASSETS                                               $    4,481

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                              $    1,461
                                                 ----------
      Total Current Liabilities                            $    1,461

LONG-TERM DEBT (Note 4 and 6)                                  51,000

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value, authorized
  75,000,000 shares; issued and outstanding at
  October 31, 2000-14,580,000 shares                    519
Preferred stock, $.0001 par value, authorized
  50,000,000 shares; no shares issued or
  outstanding at October 31, 2000                        -0-
Additional paid-in-capital                            7,851
Deficit accumulated during development stage      $ (56,350)
                                                  ---------
Total Stockholders' Equity                                    (47,980)

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                     $   4,481
                                                            =========

See accompanying accountants' compilation report and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000, AND THE PERIOD FROM MAY 7, 1998 (INCEPTION) TO OCTOBER 31, 2000.

                           Three                 Period from
                       Months Ended        May 7, 1998 (Inception)
                     October 31, 2000         to October 31, 2000
                     ----------------         --------------------
INCOME:
Revenue                     $   -0-                     $   -0-

EXPENSES:
   Accounting expense           -0-                        800
   Amortization                 -0-                         58
   Bank charges                 -0-                        319
   Filing fees                  -0-                         69
   Marketing                    -0-                      2,678
   Office expense               -0-                        103
   Transfer fees                -0-                        500
   Organizational costs         -0-                     50,089
   Licenses and fees            -0-                        640
   Tax expense                   22                         70
   Legal fees                   -0-                        500
   Courier service              -0-                         45
   Depreciation expense          29                         78
   Rent expense                 -0-                        400
                            -------                     ------
      Total Expenses            (51)                   (56,350)

      NET LOSS            $     (51)                 $ (56,350)
                          =========                  =========

See accompanying accountants' compilation report and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY PERIOD FROM MAY 7, 1998 (INCEPTION) TO OCTOBER 31, 2000.

                                     Additional    Deficit Accumulated
                     Common Stock     Paid-In      During Development
                   Shares   Amount    Capital            Stage
                   ------   ------    -------            -----
May 7, 1998
 issued for cash  1,000,000 $  100    $   -0-          $    -0-

July 31, 1998
 issued from sale of
 private placement   43,000      4     4,296                -0-

Net loss,
 May 7, 1998 (inception)
 to April 30, 1999       -0-    -0-       -0-           (4,972)

October 31, 1999
Stock split 10:1 10,430,000     -0-       -0-               -0-

March 15, 2000
issued for cash   1,450,000    145     1,305                -0-

March 17, 2000
issued for cash   2,500,000    205     2,250                -0-

March 17, 2000
issued for
services rendered   200,000     20        -0-               -0-

Net loss twelve months
ended April 30, 2000     -0-    -0-       -0-          (51,294)

Net loss three months
ended July 30, 2000      -0-    -0-       -0-              (33)

Net loss, three months
ended October 31, 2000   -0-    -0-       -0-              (51)
                       ----   ----      ----              ----
Balance,
 October 31, 2000 14,580,000 $ 519    $7,851          $(56,350)
                  ========== =====    ======          ========

See accompanying accountants' compilation report and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND THE PERIOD FROM MAY 7, 1998 (INCEPTION) TO OCTOBER 31, 2000.

                                   Three               Period from
                               Months Ended      May 7, 1998 (Inception)
                             October 31, 2000      to October 31, 2000
                             ----------------      -------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net Loss                           $   (51)              $ (56,350)
   Depreciation                            29                      77

Changes in assets and liabilities:
   Equipment                               -0-                  8,370
   Increase in Current Liabilities         -0-                  1,461

CASH FLOWS FROM INVESTING ACTIVITIES       -0-                     -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash       -0-                  8,370
   Note payable                            -0-                 51,000
   Note receivable                        500                      -0-

Net Increase In Cash                     (478)                  3,973


CASH - Beginning of Period              3,495                      -0-

CASH - End of Period                 $  3,973                $  3,973
                                     ========                ========

See accompanying accountants' compilation report and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2000.

SEE ACCOMPANYING ACCOUNTANTS' REPORT

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY:

The Company was organized May 7, 1998, under the laws of the State of Delaware, as Ace Legal Courier Services, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES:

Accounting policies and procedures have not been determined except as follows:
1.The Company uses the accrual method of accounting.
2.Earnings per share is computed using the weighted average number of shares of common stock outstanding
3.The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
4.The Company has adopted a fiscal year end of April 30.
5.Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset.

NOTE 3 - GOING CONCERN:

The Company's financial statements are prepared using the generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to raise substantial amounts of equity funds for use in its administrative and general business activities.

NOTE 4 - RELATED PARTY ACCOUNTS AND TRANSACTIONS:

Included in long-term debt at October 31, 2000 are loans from the officers-stockholders of the Company totaling $51,000.

NOTE 5 - SUBSEQUENT EVENT:

DotCom Visions, Inc. is currently in the process of filing Form 10SB with the Securities and Exchange Commission. Fees of $5,000 will be due and payable upon the completion of the filing.

NOTE 6 - LONG-TERM NOTES PAYABLE:

Long-term notes payable at October 31, 2000 consist of the following:

Notes payable to stockholders with no stated interest rate or maturity date, unsecured $51,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

Quarter ended October 31, 2000 focused primarily on continuing activities to develop and expand the Company's proposed business plan as detailed in the "Plan of Operations" section of this document. There have been no operating revenues since inception.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

The Company's continued plan of operation will revolve around developing its business plan of becoming actively engaged in providing start-up and ongoing management services to business-to-business ("B2B") e-commerce companies through a network of partner and/or similarly related companies. The extent and specific nature of these services are not known at this time, but will be better determined as the Company progresses with its business plan and evaluates the actual needs for the services of its partner companies. The mission of the Company is to become a premier B2B e-commerce company "network" by establishing an e-commerce presence in major segments of the economy through companies that are inter-related and provide a combined synergistic group that derives direct benefits from these relationships. The Company plans to focus on two sectors of B2B e-commerce companies, namely Market Makers and Infrastructure Service Providers. The Company defines Market Makers as companies that bring buyers and sellers together by creating Internet-based markets for the exchange of goods, services, and information. The Company defines Infrastructure Service Providers as businesses that sell software and services to other businesses engaged in e-commerce. The Company believes that a primary focus on the above described aspects of the B2B e-commerce industry will enable rapid exploitation of new opportunities and the ability to attract and develop leading B2B e-commerce companies within the defined sectors described above. To date, the Company has no relationships with any B2B e-commerce company(s) (partner company(s)), and has provided no management services to any such company(s).

The Company filed a Form 10SB in the third quarter of the year 2000, and as of the date of this 10QSB is in the process of filing a SB-2 with the Securities and Exchange Commission (SEC). These documents can be viewed at the SEC's web site at www.sec.gov and will provide additional information regarding the Company. The Company plans to continue filing quarterly and annual reports as required by the SEC to maintain the status of a "reporting company" as defined by the SEC.

Results of Operations

The Company was not operating during the full fiscal quarter ended October 31, 2000 or October 31, 1999 therefor a comparable analysis of the two periods is not meaningful.

Total operating expenses of $ 51.00 for the three months ended October 31, 2000 resulted from tax expenses and courier services.

Liquidity and Capital Resources

Management believes the current cash, $3,973.00, available to the Company will be sufficient for the next twelve months or until such a time the Company initiates operations.

If, and when, the Company begin operations additional funding will be required. Management is in the process of determining how much, and when, the next round of financing will take place. There are no assurances at this time that the funds will be available to the Company, or if available, on terms favorable to the Company. Management plans to continue managing cash flow focused on conserving cash resources until additional funds can be raised. The inability of the Company to raise additional funds will have a negative material impact on the future prospects of the business.

PART II

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     (27.1)  Financial Data Schedule.
(b) Reports on Form 8-K
      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DOTCOM VISIONS, INC.
                                (Registrant)

                              /s/ John Hoffman      12/14/00
                              -----------------------------
                                  John Hoffman