Form 10QSB
period 2001-01-31
DOT COM VISION INC
filed 2001-04-03
CIK 1121879

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                             FORM  10QSB


(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDEDJANUARY 31, 2001

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER:     0-32061



        DOTCOM  VISIONS,  INC.  ___________
        (Exact name of registrant as specified in its charter)


          NEVADA                  33-0803437
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification
No.)


   2550 EAST DESERT INN ROAD, SUITE 323, LAS VEGAS, NEVADA             89121
                (Address of principal executive offices)           (Zip Code)


Registrants telephone number, including area code    (602) 952-1552


        235 WORLD TRADE CENTER, SAN FRANCISCO, CALIFORNIA 94111__________ (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  ( X )No   (      )

As of January 31, 2001, the Registrant had 14,580,000 shares of its $0.0001 par value common stock issued and outstanding.

As of March 31, 2001, the Registrant had 430,000 shares of its $0.0001 par value common stock held by non- affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

Total Number of Pages:       19






                          TABLE OF CONTENTS


PART  I  -  FINANCIAL INFORMATION  . . . . . . . . .. . .  3

ITEM  1 ACCOUNTANTS' COMPILATION REPORT . . . . . . . . . . 3

ITEM  2 BALANCE SHEET  --  JANUARY 31, 2001 . . . . . . .   4

     ITEM  3 STATEMENT OF OPERATIONS FOR THE THREE
          MONTHS ENDED JANUARY 31, 2001  . . . . . .. . . . 5


     ITEM  4 STATEMENT OF CASH FLOWS FOR THE THREE
          MONTHS ENDED JANUARY 31, 2001  . . . . . . . ..   6

ITEM  5 STATEMENT OF STOCKHOLDERS' EQUITY
          THROUGH JANUARY 31, 2001 . . . . . . . .. . . . . 7

     ITEM  6 NOTES TO FINANCIAL STATEMENTS . . . . . . . .  8

ITEM  7 MANAGEMENT'S DISCUSSION AND ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS . . . . . . . . . . .  . .          10


PART  II  -  OTHER INFORMATION . . . . . . . . . .  . . .   11

     ITEM  1 FORM 8-K DATED MARCH 23, 2001 . . . . . . . .  12


SIGNATURES . . . . .. . . . . . . . . . . . . . . . . . . . 11



















                         OVIST & HOWARD, INC.
                     Certified Public Accountants
                 A Professional Services Corporation
                       7 Commerce Center Drive
                               Suite A
                       Henderson, Nevada 89014
                         Tel: (702) 456-1300
                         Fax: (702) 456-6155




To the Board of Directors
DotCom Visions, Inc. (a development stage company)
Las Vegas, Nevada

We have compiled the accompanying balance sheet of DotCom Visions, Inc. (a development stage company) as of January 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the three months then ended January 31, 2001, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

  A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Ovist & Howard
                                          Certified Public Accountants


March 8, 2001
Henderson, Nevada












DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JANUARY 31, 2001

===============================================================

                                ASSETS

CURRENT ASSETS:
Cash                   $3,974
TOTAL CURRENT ASSETS
                       $3,974

PROPERTY & EQUIPMENT:  (NOTE 2)
Equipment             $   585
Total                 $   585
Less: Allowance for
       Depreciation       107

NET PROPERTY
& EQUIPMENT              $478

TOTAL ASSETS            $4,452
                         =====

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                      $1,461

TOTAL CURRENT LIABILITIES
                                      $1,461

LONG-TERM DEBT (NOTE 4 AND 6)         51,000

TOTAL LIABILITIES
                                      52,461

STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, Authorized
75,000,000 shares; Issued and outstanding;
at January 31, 2001  -  14,580,000 shares                    $     519
Additional paid-in capital                                       7,851
Deficit accumulated during the development stage                (56,379)
TOTAL STOCKHOLDERS' EQUITY                                     $(48,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        4,452
                                                                  =====








See accompanying accountants' compilation report and notes to financial statements



DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND THE PERIOD FROM
MAY 7, 1998 (INCEPTION) TO JANUARY 31, 2001

   ===============================================================

                                 PERIOD FROM
                          THREE MONTHS      (INCEPTION)
                             ENDED           THROUGH
                         JANUARY 31, 2001   JANUARY 31, 2001

INCOME:
Revenue                     $     -0-            $     -0-



OPERATING EXPENSES:
Accounting                    -0-                      800
Amortization                   -0-                      58
Bank Charges                   -0-                     319
Filing Fees                   -0-                       69
Marketing                     -0-                     2,678
Office Expense                     -0-                  103

Transfer Fees                      -0-                  500
Organizational Costs                -0-              50,089
License & Fees                     -0-                  640
Tax Expense                   -0-                        70
Legal Fees                    -0-                       500
Courier Service                    -0-                   45
Depreciation                    29                      108
Ret Expense                   -0-                       400

TOTAL OPERATING EXPENSES                  29         56,379

LOSS FROM OPERATIONS                   (29)         (56,379)
                   =====           =====












See accompanying accountants' compilation report and notes to financial statements


DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM MAY 7, 1998 (INCEPTION) TO JANUARY 31, 2001

===============================================================

Transaction      Common Stock     Additional            Deficit Accumulated

                Shares    Amount  Paid In Capital         During Development
May 7, 1998
Issued for Cash       1,000,000       $100      $   -0-       $        -0-

July 31, 1998
Issued from sale of
Private placement          43,000       4            4,296            -0-

Net loss,
May 7, 1998 (inception)
to April 30, 1999     -0-            -0-   -0-      (4,972)

October 31, 1999    (1,043,000)
Stock split 10:1     10,430,000           -0-   -0-         -0-

March 15, 2000
Issued for Cash        1,450,000           145           1,305      -0-

March 17, 2000
Issued for Cash        2,500,000           250           2,250      -0-

March 17, 2000
Issued for Services           200,000             20      -0-      -0-

Net loss twelve months
ended April 30, 2000    -0-             -0-      -0-                (51,294)

Net loss nine months
ended January 31, 2001      -0-  -0-   -0-         (113)

BALANCE AT 1/31/2001      14,580,000               $519           $7,851
                  $(56,379)
           =======             ====         =====
======










See accompanying accountants' compilation report and notes to financial statements



DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND THE PERIOD FROM
MAY 7, 1998 (INCEPTION) TO JANUARY 31, 2001

===============================================================
                          PERIOD FROM
               THREE MONTHS          (INCEPTION)
               ENDED                  THROUGH
               JANUARY 31, 2001       JANUARY 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss During Period  $       (29)                     $(56,379)

Items Not Affecting Cash Flow:
Depreciation                     29                    107
(Increase) -0-                 (585)
Increase -0-          -0-
(Increase)         -0-                1,461

NET CASH FLOW FROM OPERATIONS             $       -0-             $(55,396)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from Long-Term Debt                        -0-           $    8,370
Note Payable                 -0-              51,000
Contribution of Capital                         -0-                    -0-

NET CASH FLOW FROM FINANCING ACTIVITIES          $      -0-           $59,370

NET INCREASE IN CASH                        $      -0-              $  3,974
Cash At Beginning of Period                      3,974                      -0-

CASH AT END OF PERIOD  --  JANUARY 31, 2001           $   3,974          $ 3,974
                          ======            ======











See accompanying accountants' compilation report and notes to financial statements


DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2001

SEE ACCOMPANYING ACCOUNTANTS' REPORT

===============================================================

NOTE 1
     The Company was organized on May 7, 1998, under the laws of the State of
Delaware,      as   Ace Legal Courier Services, Inc.  The Company has no
operations and in accordance with SFAS #7, the Company is considered a development stage company.


NOTE 2
       Accounting policies and procedures have not been determined except as
follows:  1.     The Company uses the accrual method of accounting. 2.
Earnings per share is computed using the weighted average number of shares of common stock outstanding. 3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
4. The Company has adopted a fiscal year end of April 30. 5. Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset.


NOTE 3
     The Company's financial statements are prepared using the generally accepted accounting principals applicable to a going concern, which contemplates the realization of asserts andliquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it wouldbe unlikely for the Company to continue as a going concern. It is management's plan to raise substantial amounts of equity funds for use in its administrative and general business activities.


NOTE 4
     Included in long-term debt at January 31, 2001, are loans from the officers and stockholders of the Company totaling $51,000.00.








DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2001

SEE ACCOMPANYING ACCOUNTANTS' REPORT

===============================================================

NOTE 5
     DotCom Visions, Inc. is currently in the process of filing Form 10SB12G with the Securities and Exchange Commission. Fees of $5,000.00 will be due and payable upon the completion of the filing.


NOTE 6 -TERM NOTES PAYABLE:

     Long-term notes payable at January 31, 2001, consist of the following:

       Notes payable to stockholders with no stated
       interest rate or maturity date, unsecured.        $51,000
































ITEM  7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following should be read in conjunction with our audited Consolidated Financial Statements included within.



LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

  The Company has not generated revenues from operating activities. The Company does expect to generate positive cash flow from operations with the acquisition of a sixty percent (60%) controlling interest in National Environmental Consultants, Inc. that was completed on March 19, 2001.
The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing the proposed partner companies within the next several months. There can be no assurance that the terms negotiated by the Company will be acceptable to potential partner companies and if favorable agreements cannot be made it would have a material adverse impact on the Company.


PLAN OF OPERATIONS.

PLAN OF OPERATION

  On March 21, 2001, the Company acquired a sixty percent (60%) controlling interest in National Environmental Consultants, Inc., a Nevada corporation and holds 15,000 shares of the outstanding common shares of National Environmental Consultants, Inc. National Environmental Consultants, Inc. had a total of 25,000 common shares, par value $0.001 per share, issued and outstanding on March 19, 2001. The shares were acquired on a share for share exchange between the Company and National Environmental Consultants, Inc. Although National Environmental Consultants, Inc. has a limited operating history it will provide the Company with revenues. National
 Environmental Consultants, Inc. provides consulting services concerning Stage II Environmental Compliance Testing that specializes in the service station industry.

ANALYSIS OF FINANCIAL CONDITION

As of January 31, 2001, the Company had working capital of $2,513 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.






The Company has prepared financial statements as of January 31, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.


PART  II    OTHER INFORMATION


ITEM  1   -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DOTCOM VISIONS, INC.



                                             By:        /s/ John Hoffman
                                                          John Hoffman
                                                Director and President



                                                Dated:  March 23, 2001












PART  II    OTHER INFORMATION

ITEM  1 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM  8-K


   CURRENT REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


   DATE OF REPORT (DATE OF EARLIEST EVENT REPORTED):MARCH 23, 2001


                 COMMISSION FILE NUMBER:     0-32061


        DOTCOM  VISIONS,  INC.  ___________
        (Exact name of registrant as specified in its charter)


          NEVADA                  33-0803437
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification
No.)


   2550 EAST DESERT INN ROAD, SUITE 323, LAS VEGAS, NEVADA             89121
                (Address of principal executive offices)           (Zip Code)


Registrants telephone number, including area code    (602) 952-1552


  235 WORLD TRADE CENTER, SAN FRANCISCO, CALIFORNIA 94111__________ (Former name, former address and former fiscal year, if changed since last report)










Total Number of Pages:       7


ITEM  1 ACQUISITION OF ASSETS:

WHEREAS, this corporation has acquired a sixty percent (60%) controlling interest in National Environmental Consultants, Inc., a Nevada corporation and holds 15,000 shares of the outstanding common shares of National Environmental Consultants, Inc. National Environmental Consultants, Inc. had a total of 25,000 common shares, par value $0.001 per share, issued and outstanding on March 19, 2001. The shares were acquired on a share for share exchange between the Company and National Environmental Consultants, Inc.

National Environmental Consultants, Inc. provides consulting services concerning Stage II Environmental Compliance Testing that specializes in the service station industry.


ITEM  2 FINANCIAL STATEMENTS OF BUSINESS ACQUIRED:


NATIONAL ENVIRONMENTAL CONSULTANTS, INC.

BALANCE SHEET

MARCH 21, 2001 (UNAUDITED)

===============================================================

                                ASSETS

CURRENT ASSETS:
Cash                     $   300.00
     Accounts Receivable                  3,000.00
TOTAL CURRENT ASSETS                                     $3,300.00
          TOTAL ASSETS                                   $3,300.00
                                                          ======
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                   $  600.00
TOTAL CURRENT LIABILITIES                            $600.00


TOTAL LIABILITIES                                   $600.00


STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value, Authorized
25,000,000 shares; Issued and outstanding;
at March 21, 2001, 25,000 shares          $   25.00
Additional paid-in capital              275.00
Retained Earnings               2,400.00
TOTAL STOCKHOLDERS' EQUITY                                    $2,700.00

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $3,300.00

                                           =======



NATIONAL ENVIRONMENTAL CONSULTANTS, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED MARCH 21, 2001 (UNAUDITED)

===============================================================

INCOME:
Consulting Income                              $3,000.00
TOTAL REVENUE                                  $3,000.00

OPERATING EXPENSES:
Organizational Costs                          $   600.00
TOTAL OPERATING EXPENSES                         $600.00


NET INCOME                                     $2,400.00
                                                  ======

EXHIBIT  ITEM    DESCRIPTION


               EXHIBIT  A     --         Stock Exchange Agreement, dated
March 19, 2001 by and among the Registrant and National Environmental Consultants, Inc., a Nevada corporation filed on March 19, 2001, incorporated herein by reference.

               EXHIBIT  B     --         Written consent of the Directors of
the Registrant authorizing the Stock Exchange filed on March 19, 2001, incorporated herein by reference.

               EXHIBIT   C     --        Written consent of the Directors of
National Environmental Consultants, Inc., authorizing the Stock Exchange filed on March 19, 2001, incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  DOTCOM VISIONS, INC.
                                                   Registrant


March 23, 2001
                                                     /s/  John Hoffman
                                                          John Hoffman
                                                Director and President



EXHIBIT   A  STOCK EXCHANGE AGREEMENT

                        DOTCOM VISIONS,  INC.
                      2550 EAST DESERT INN ROAD
                              SUITE 323
                       LAS VEGAS, NEVADA 89121

                      STOCK  EXCHANGE  AGREEMENT

March 19, 2001

National Environmental Consultants, Inc.
Mr. John Hoffman
Chief Executive Officer
6475 West Cliff
Phoenix, Arizona 85014

     RE: PROPOSED EXCHANGE OF SHARES OF NATIONAL ENVIRONMENTAL CONSULTANTS, INC., A NEVADA CORPORATION FOR SHARES OF DOTCOM VISIONS, INC., A NEVADA CORPORATION, ON A SHARE FOR SHARE BASIS.

Dear Mr. Hoffman:

This Stock Exchange Agreement will reflect the mutual intent of DotCom Visions, Inc., a Nevada corporation and National Environmental Consultants, Inc., a Nevada corporation, regarding the exchange of common shares of DotCom Visions, Inc. in exchange for sixty percent (60%) of the issued and outstanding common shares of National Environmental Consultants, Inc., on a share for share basis.

As a result of the transactions ("Transactions") contemplated by this Stock Exchange Agreement, DotCom Visions, Inc. will acquire sixty percent (60%) of the issued and outstanding shares of National Environmental Consultants, Inc. upon the terms and conditions provided herein and any additional terms which will be set forth by mutual written consent of both corporations.

          1.          CLOSING DATE.   The Closing Date shall be as soon as
practicable after  the signing of this Stock Exchange Agreement.

          2. ACQUISITION OF STOCK.   On the date of closing of this
transaction, National Environmental Consultants, Inc. will transfer to DotCom Visions, Inc. sixty percent ((60%) of its issued and outstanding shares in exchange for Common Shares of DotCom Visions, Inc. This exchange is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986,as amended and the National Environmental Consultants, Inc. Common Shares will be received on a tax-free basis. The DotCom Visions, Inc. Common Shares will be "restricted securities" as defined in Rule 144 under the Securities Act of 1934.



          3. STOCK CONDITIONS.   On the date of closing there shall be no
outstanding subscriptions, options, rights, warrants, convertible securities or other agreements or commissions obligating National Environmental Consultants,Inc. to issue or transfer any additional shares of its capital stock of any class.

          4. FINANCIALS.   Prior to closing, National Environmental
Consultants, Inc. will provide financial statements for the latest quarter or year- end.

          5. FINDERS FEES.   Both National Environmental Consultants, Inc. and
DotCom Visions, Inc. agree that no finder fees are owed. Both parties hereby indemnify and hold harmless the other party from any such obligation.

       6.        BOARD OF DIRECTORS.   The Board of Directors and officers of
National Environmental Consultants, Inc. will resign upon the completion of the acquisition of 60% of National Environmental Consultants, Inc. Upon the resignation of the current officers and directors of National Environmental Consultants, Inc. a new Board of Directors and officers shall be appointed.

          7. ONE INSTRUMENT.   This Stock Exchange Agreement may be executed
in two or more counterparts, each of which shall be deemed an original, but all ofwhich together shall constitute one and the same instrument.

          8. BINDING EFFECT.   The parties intend to proceed with the
transactions contemplated herein. Each party shall promptly notify the other of its progress on the matters specified herein.

Sincerely,



  /s/  John Hoffman
John Hoffman
Director and President


APPROVED AND AGREED to this
19th day of March 2001
NATIONAL ENVIRONMENTAL CONSULTANTS, INC.



  /s/  John Hoffman
By:   John Hoffman
Director and President
EXHIBIT  B       CORPORATE RESOLUTION OF DOTCOM VISIONS, INC.


                        DOTCOM  VISIONS,  INC.
                        (A Nevada Corporation)

                  UNANIMOUS  CONSENT  OF  DIRECTORS


  The undersigned, constituting all of the members of the Board of Directors of DotCom Visions, Inc., a Nevada corporation (the "Corporation"), do hereby adopt, ratify and consent to the following resolutions:

  RESOLVED, that it is in the best interests of the Corporation to and the Board of Directors hereby adopts and approves the "Stock Exchange Agreement" to acquire a sixty percent (60%) controlling interest in National
Environmental Consultants, Inc., a Nevada corporation, on a share for share exchange.

  RESOLVED, that the officers and directors of the Corporation are authorized, empowered and directed to do any and all other things in its name and behalf which they deem necessary or advisable to carry out the purposes and intentions of these resolutions.

  The undersigned, being all of the Directors of the Corporation, hereby give their unanimous consent to the foregoing resolutions and direct that this Consent be filed with the minutes of the meetings of the Board of Directors, such Consent to have the same force and effect as a unanimous vote at a meeting of the Board of Directors, if one had been held on March 19, 2001 and may be certified as such by the Secretary or any other officer of the Corporation.

  This Consent may be signed in several counterparts that together shall constitute one document.



  /s/  John Hoffman
John Hoffman
Director and President




  /s/  Steve Clark
Steve Clark
Director and Vice President






               EXHIBIT  C       CORPORATE RESOLUTION OF NATIONAL ENVIRONMENTAL
                                 CONSULTANTS, INC.


            NATIONAL  ENVIRONMENTAL  CONSULTANTS,    INC.
                        (A Nevada Corporation)

                  UNANIMOUS  CONSENT  OF  DIRECTORS


  The undersigned, constituting all of the members of the Board of Directors of National Environmental Consultants, Inc., a Nevada corporation (the
 "Corporation"), do hereby adopt, ratify and consent to the following resolutions:

  RESOLVED, that it is in the best interests of the Corporation to and the Board of Directors hereby adopts and approves the "Stock Exchange Agreement" to exchange a sixty percent (60%) controlling interest in the Corporation to DotCom Visions, Inc., a Nevada corporation, on a share for share exchange.

  RESOLVED, that the officers and directors of the Corporation are authorized, empowered and directed to do any and all other things in its name and behalf which they deem necessary or advisable to carry out the purposes and intentions of these resolutions.

  The undersigned, being all of the Directors of the Corporation, hereby give their unanimous consent to the foregoing resolutions and direct that this Consent be filed with the minutes of the meetings of the Board of Directors, such Consent to have the same force andeffect as a unanimousvote at a meeting of the Board of Directors, if one had been held on March 19, 2001 and may be certified as such by the Secretary or any other officer of the Corporation.

  This Consent may be signed in several counterparts that together shall constitute one document.



  /s/  John Hoffman
John Hoffman
Director and President















This schedule contains summary financial information extracted from the unaudited financial statements, dated January 31, 2001 and is qualified in its entirety by reference to such by DotCom Visions, Inc.


[PERIOD-TYPE]               YEAR
[FISCAL-YEAR-END]                       APR 30
[PERIOD-END]                   JAN-31-2001
[CASH]                   3,974
[RECEIVABLES]                      0
<CURRENT ASSETS>                         3,974
<INCORPORATION COSTS>                  0
<LOCATION LICENSE>                     0
<TOTAL ASSETS>                  4,452
<CURRENT LIABILITIES>             52,461
[COMMON]                        14,580,000
<TOTAL LIABILITIES AND EQUITY>            4,452
[SALES]                       0
<TOTAL REVENUES>                  0
<TOTAL COSTS>                      0
<OTHER EXPENSES>                   (29)
[LOSS-PROVISION]                   0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                    0
<INCOME CONTINUING>                    0
<DISCOUNTED>                      0
[EXTRAORDINARY]                    0
[CHANGES]                         0
<NET INCOME>                       (29)
[EPS-BASIC]                       0
[EPS-DILUTED]                      0
[/TABLE]