Form 10KSB
period 2001-04-30
DOT COM VISION INC
filed 2001-08-01
CIK 1121879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Year Ended April 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-32061


                              DOTCOM VISIONS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    33-0803437
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


  216 South Alma School Road, Suite 10, Mesa, Arizona            85210
       (Address of principal executive offices)                (Zip Code)


                                 (480) 898-1846
               (Registrants telephone number, including area code)


         2550 East Desert Inn Road, Suite 323, Las Vegas, Nevada 89121
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

As of April 30, 2001, the Registrant had 14,595,000 shares of its $0.0001 par value common stock issued and outstanding.

As of April 30, 2001, the Registrant had 430,000 shares of its $0.0001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

Total Number of Pages: 28

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE

                               TABLE OF CONTENTS


PART  I......................................................................  3

     ITEM 1. BUSINESS........................................................  3
     ITEM 2. PROPERTIES......................................................  4
     ITEM 3. LEGAL PROCEEDINGS...............................................  5
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........  5

PART II .....................................................................  6

     ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS...................................  6
     ITEM 6. SELECTED FINANCIAL DATA.........................................  7
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................  7
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  8
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
               FINANCIAL DISCLOSURE.......................................... 16

PART III..................................................................... 16

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 16
     ITEM 11. EXECUTIVE COMPENSATION......................................... 17
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................... 18
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 19

PART IV ..................................................................... 20

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K.................................................. 20

SIGNATURES................................................................... 20

PART I

ITEM  1  -  BUSINESS

General

     Ace Legal Courier Services, Inc. was incorporated under the laws of the State of Delaware on May 7, 1998, for the specific intent of conducting courier services for lawyers within the California area. Ace Legal Services, Inc. never conducted operations or generated any revenue. On October 29, 1999 the Board of Directors and the majority of shareholders of Ace Legal Services, Inc. voted and approved the sale of a controlling interest in the Company, adopted a change in the corporations business plan and adopted a name change for the corporation to DotCom Visions, Inc.

     DotCom Visions, Inc. has adopted a business plan to establish itself as a company that will become actively engaged in providing start-up and ongoing management services to business-to-business ("B2B") e-Commerce related and other companies, through a network of partner and/or similarly related companies. The Company's goal is to become a premier business "network" by establishing a presence in major segments of the economy that are inter-related and provide a combined synergistic group that can derive direct benefit from these relationships

     DotCom Visions, Inc. is a company that takes strategic positions in potentially synergistic enterprises that will enhance the value of its holdings. The Company has adopted a strategy of seeking opportunities to realize significant gains through the selective participation of companies with early round financing. The Company believes that this strategy provides the ability to significantly increase shareholder value, as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company's strategy also envisions and will promote opportunities for synergistic business relationships among the companies within its portfolio. This unique method of generating equity for its shareholders will focus on early-stage companies where DotCom Visions, Inc. can add significant value to the investment through their network of relationships and by offering the experience in helping these companies build market share and capitalize upon an entrepreneurial vision.

     The shareholders of the Company will have an opportunity to invest in all the different businesses and, in doing so, can spread the risk with other investors and also maximize success by acquiring an interest in all the businesses that succeed and go public.

SERVICES PROVIDED BY DOTCOM VISIONS, INC.

     DotCom Visions, Inc. will provide services to both subscriber venture capital investors and the acquired businesses that it is incubating through the following services:

Investor Services

     Acquisition/Due Diligence: DotCom Visions, Inc. will evaluate hundreds of potential businesses, focusing specifically on the high potential enterprises that have the business dynamics necessary to be a success in today's business environment.

     These potential acquisitions will be put through a gauntlet of critique, scrutiny and due diligence in determining whether or not they are an appropriate acquisition candidate. If an acquisition candidate is successful, they will be recommended to the shareholders for acquisition.

     Oversight Management of Acquired Businesses: To protect and nurture the investments of the shareholders, as well as their own investment, the DotCom Visions, Inc. management team will be responsible for hiring and supervising the operational teams managing the specific businesses.

     Hiring: The acquired businesses need to be staffed by experienced operations management teams. DotCom Visions, Inc. will be responsible for hiring the operations management teams handling the day-to-day operations of each specific acquired business.

     Supervision: DotCom Visions, Inc. management will supervise the operations teams to insure that they are properly applying the Company's business practices, processes, technology and applications to their respective business.

     Accountability: The operations management teams will present monthly financial and operating statements to DotCom Visions, Inc. management to verify that the acquired businesses are adequately progressing through their business plans.

     Fund Distribution Control: DotCom Visions, Inc. management will be responsible for fund distribution to the numerous businesses. The business operations management teams will have limited spending authority requiring specific authorization from DotCom Visions, Inc. management to make significant purchases.

     Oversight Management Control & Support: In addition to the hiring, supervising, accountability and fund control services, DotCom Visions, Inc. will be a resource for the acquired businesses. The businesses will be staffed with the resources necessary to take them to the next level. Functions such as payroll, IT and other support services will not be staffed in-house for these emerging businesses. The businesses will contract with DotCom Visions, Inc. to provide these services to assist and support the various businesses in progressing to ever increasing levels of activity.

     The Profit Motive: The DotCom Vision, Inc. management team will earn stock in the acquired companies as measurable milestones are achieved. This puts the DotCom Visions, Inc. management team in the same position as the shareholders and properly aligns the management team's priorities. Consistent with this approach, the operational management team of each acquired business will also have the ability to earn an equity position in their respective company be reaching measurable milestones toward making their company public.

     Therefore, the self-interest and motivations of all management teams, supervisory or operational, will be to enhance the value of the stock they hold in all the acquired businesses. This motivation to profit by making the stock personally held more valuable will serve the DotCom Visions, Inc. shareholders and all management team members extremely well.

ITEM 2 - PROPERTIES

     The Company does not have any property and at this time has no agreements to acquire any property. The Company currently leases their corporate offices and retail operations located at 216 South Alma School Road, Suite 10, Mesa, Arizona 85210. The lease is on a month-to-month basis. The Company was not required to make a security deposit.

ITEM 3 - LEGAL PROCEEDINGS

     The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment against any officer or director of the Company in his capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                 HOLDERS

     No matters were submitted to a vote of security holders during the year ended April 30, 2001.

PART  II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

     There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau. No assurance can be given by the Company that any of the above events will occur.

Dividends

     The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

ITEM 6 - SELECTED FINANCIAL DATA

     As of April 30, 2001, the Company had negative working capital of $(1,033) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

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

     The selected financial data set forth above should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Analysis of Financial Condition

     As of April 30, 2001, the Company had negative working capital of $(1,033) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

     The Company has prepared audited financial statements as of April 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT................................................. 14

BALANCE SHEET................................................................ 15

STATEMENT OF OPERATIONS...................................................... 16

STATEMENT OF STOCKHOLDERS' EQUITY............................................ 17

STATEMENT OF CASH FLOW....................................................... 18

NOTES TO FINANCIAL STATEMENTS................................................ 19

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

DotCom Visions, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of DotCom Visions, Inc. (a development stage company) as of April 30, 2001 and the related statements of operations, stockholders equity and cash flows for the year ended April 30, 2001 and the period of May 7, 1998 (inception) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DotCom Visions, Inc. (A development stage company) as of April 30, 2001 and the results of its operations and its cash flows for the year ended April 30, 2001 and the period of May 7, 1998 (inception) to April 30, 2001, in accordance with generally accepted accounting principles.

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

/s/ Ovist & Howard

Certified Public Accountants

June 19, 2001
Henderson, Nevada

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

APRIL 30, 2001
================================================================================

                                     ASSETS

Current Assets:
  Cash                                                                 $  3,894
                                                                       --------
     Total Current Assets                                              $  3,894

Property & Equipment: (Note 2)
  Equipment                                                            $    585
                                                                       --------
  Total                                                                $    585
                                                                       --------
Less: Allowance for Depreciation                                            137
                                                                       --------
Net Property & Equipment                                               $    448
                                                                       --------
Other Assets:
  Investment (Note 6)                                                  $     15
                                                                       --------
     Total Other Assets                                                $     15
                                                                       --------

       Total Assets                                                    $  4,357
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued Interest (Note 4)                                            $  3,466
  Accounts Payable (Note 4)                                               1,461
                                                                       --------
     Total Current Liabilities                                         $  4,927

Long-Term Debt (Note 4 and 6)                                          $ 56,000
                                                                       --------

       Total Liabilities                                               $ 60,927

Stockholders' Equity:
Common Stock, $0.0001 par value, Authorized
  75,000,000 shares; Issued and outstanding;
  at April 30, 2001 -- 14,595,000 shares                               $    521
Additional paid-in capital                                                7,864
Deficit accumulated during the development stage                        (64,955)
                                                                       --------
     Total Stockholders' Equity                                        $(56,570)
                                                                       --------
       Total Liabilities and Stockholders' Equity                      $  4,357
                                                                       ========

                See accompanying accountants' compilation report
                       and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2001 AND THE PERIOD FROM
MAY 7, 1998 (INCEPTION) TO APRIL 30, 2001

================================================================================

                                                                 Period from
                                                                 May 7, 1998
                                                                 (Inception)
                                                Year Ended         through
                                              April 30, 2001    April 30, 2001
                                              --------------    --------------
Income:
  Revenue                                      $     -0-          $    -0-

Operating Expenses:
  Accounting                                         -0-               800
  Amortization                                       -0-                58
  Bank Charges                                        12               324
  Filing Fees                                        -0-                69
  Marketing                                          -0-             2,678
  Office Expense                                     -0-               103
  Transfer Fees                                      -0-               500
  Depreciation Expense                               119               137
  Organizational Costs                               -0-            50,089
  License & Fees                                     -0-               640
  Tax Expense                                         97               146
  Legal Fees                                       5,000             5,500
  Courier Service                                    -0-                45
  Interest Expense                                 3,466             3,466
  Rent Expense                                       -0-               400
                                                --------          --------
Total Operating Expenses                           8,694            64,955
                                                --------          --------

Loss From Operations                            $ (8,694)         $(64,955)
                                                ========          ========

                See accompanying accountants' compilation report
                       and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM MAY 7, 1998 (INCEPTION) TO APRIL 30, 2001

================================================================================

                                                                     Deficit
                                    Common Stock       Additional  Accumulated
Transaction                    ----------------------    Paid In     During
                                 Shares       Amount     Capital   Development
                               -----------    -------   ---------   ---------
May 7, 1998
Issued for Cash                  1,000,000    $   100       $ -0-       $ -0-

July 31, 1998
Issued from sale of
Private placement                   43,000          4       4,296         -0-

Net loss,
May 7, 1998 (inception)
to April 30, 1999                      -0-        -0-         -0-      (4,972)

October 31, 1999                (1,043,000)
Stock split 10:1                10,430,000        -0-         -0-         -0-

March 15, 2000
Issued for Cash                  1,450,000        145       1,305         -0-

March 17, 2000
Issued for Cash                  2,500,000        250       2,250         -0-

March 17, 2000
Issued for Services                200,000         20         -0-         -0-

Net Loss Year Ended
April 30, 2000                         -0-        -0-         -0-     (51,294)

March 23, 2001
Issued for Investment in
Stock in another Corporation        15,000          2          13         -0-

Net Loss Year Ended
April 30, 2001                         -0-        -0-         -0-      (8,694)
                               -----------    -------   ---------   ---------

Balance At 4/30/2001            14,595,000    $   521   $   7,864   $ (64,955)
                               ===========    =======   =========   =========

                See accompanying accountants' compilation report
                       and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2001 AND THE PERIOD FROM
MAY 7, 1998 (INCEPTION) TO APRIL 30, 2001

================================================================================

                                                                                 Period from
                                                                                 May 7, 1998
                                                                                 (Inception)
                                                              Year Ended           through
                                                            April 30, 2001      April 30, 2001
                                                            --------------      --------------
Cash Flows from Operating Activities:

Net Loss During Period                                         $ (8,694)           $(64,955)

Items Not Affecting Cash Flow:
Depreciation                                                        119                 137
(Increase) - Decrease in Equipment                                  -0-                (585)
Increase - (Decrease) in Investments                                (15)                (15)
(Increase) - Decrease in Current Liabilities                      3,466               4,927
                                                               --------            --------

Net Cash Flow From Operations                                  $ (5,124)           $(60,491)

Cash Flow From Financing Activities:

Proceeds from Long-Term Debt                                        -0-            $  8,370
Note Payable                                                      5,000              56,000
Stock issued for Investments                                         15                  15
                                                               --------            --------

Net Cash Flow From Financing Activities                        $  5,015            $ 64,385

Net Increase (Decrease) In Cash                                $   (109)           $  3,894
Cash At Beginning of Period                                       3,974                 -0-
                                                               --------            --------

Cash At End Of Period -- April 30, 2001                        $  3,894            $  3,894
                                                               ========            ========
Non-Cash Investing and Financing Activities:
Issuance of Common Stock in exchange for
  investment in another corporation                            $     15            $     15
                                                               --------            --------

                See accompanying accountants' compilation report
                       and notes to financial statements

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2001

================================================================================

NOTE 1 - HISTORY AND ORGANIZARTION OF THE COMPANY:

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

NOTE 4 - RELATED PARTY ACCOUNTS AND TRANSACTIONS:

Included in long-term debt at April 30, 2001, are loans from the officers and stockholders of the Company totaling $56,000.00.

Included in accounts payable are payables due to the officers and stockholders of the Company totaling $1,461.00.

Included in accrued interest is interest due to the officers and stockholders of the Company totaling $3,466.00.

DOTCOM VISIONS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2001

================================================================================

NOTE 5 - INVESTMENT IN CORPORATION:

Investment in National Environmental Consultants, Inc. -- DotCom Visions, Inc. is a 60% shareholder. The investment is accounted for under the equity method of accounting.

Unaudited financial information pertinent to National Environmental Consultants, Inc. at March 21, 2001 is summarized as follows:

Balance Sheet:

  Current Assets                                                          $3,300
                                                                          ------
Total Assets                                                              $3,300

  Current Liabilities                                                     $  600
  Stockholders Equity                                                      2,700
                                                                          ------

Total Liabilities and Stockholder Equity                                  $3,300

Results of Operations:
  Revenue                                                                 $3,000
  Expenses                                                                   600
                                                                          ------
Net Income (Loss)                                                         $2,400

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     The Company has not changed accountants since inception on May 7, 1998 to April 30, 2001. During that period, there were no disagreements with the accountants regarding accounting and financial disclosure.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the members of the Company's Board of Directors, executive officers and the position with the Company held by each:

Name                          Age                   Position
----                          ---                   --------
John Hoffman                   37            Director, Chief Executive Officer
                                             and President

Steve Clark                    40            Director and Vice President -
                                             Corporate Development

     There are no other persons nominated or chosen to become directors or executive officers, nor are there any employees other than above. There is no arrangement or understanding between any of the directors or officers pursuant to which they were elected to their office. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of business experience of each director and executive officer of the Company.

     John Hoffman. Mr. Hoffman has been a Director and President of the Company since October 29, 1999. Mr. Hoffman has vast experience in managing and developing business and business activities in a wide array of industries. Mr.
Hoffman has experience in management, marketing, engineering and product/business development in both big businesses, as well as with start-up developing companies.

     Mr. Hoffman is the current Co-Owner and Chief Executive Officer of Orion Environmental Southwest, Inc., a stage II environmental compliance testing company that specializes in the service station industry. Mr. Hoffman is responsible for the profit and loss, marketing and all general administrative affairs. Mr. Hoffman was the Chief Operating Officer until February, 1999 of Precision Plastics Molding, Inc., where since 1998 he was responsible for the development of systems and procedures to streamline operations and maximize profitability, provide marketing strategies, quality assurance, purchasing, engineering and design. Mr. Hoffman was the President, Chief Executive Officer and owner of Premier Plastic Corporation from 1994 to 1998, where he developed the start-up company, offering custom plastic injection molding services that were distributed worldwide. From 1992 to 1994, Mr. Hoffman was Senior Operations Engineer and Manager of Site Development for Taco Bell Corporation/PepsiCo in Irvine, California where he was accountable for analytic and diagnostic systems, engineering and the business core processes, including design and implementation of information systems for corporate and field personnel.

In  addition,   Mr.  Hoffman  was  a  design  manager  for  worldwide   business
transactions that included forecasting and labor scheduling systems, the creation and maintenance of operational standard databases and various labor savings, trade-off and human factors/ergonomics studies. From 1990 to 1992, Mr. Hoffman worked as an industrial/manufacturing engineer at Northrop Corporation, B-2 Division, Libbey Glass, Inc. (a subsidiary of Owens-Illinois) and Sweetwater Authority Municipality where he had varied positions and responsibilities including Industrial/Manufacturing Engineer, Industrial Engineer and Senior Engineering Technician. Mr. Hoffman received his Bachelor of Science in Industrial Engineering from California State Polytechnic University, Pomona, California in 1990 and his Master of Science in Engineering Management (Northop Graduate Fellowship Recipient), from the University of Southern California, Los Angeles, California in 1992.

     Steve Clark. Mr. Clark is a Director and Vice President - Corporate Development of the Company. Mr. Clark has been employed by American Express TRS where he has been involved with multiple Internet, computer and software related functions including, Software/Network Specialist for Web development and Infrastructure support. From 1993 to 1996, Mr. Clark, while working with Traveler Financial Services, served as a Programmer/Analyst. Specific qualifications that Mr. Clark brings to the Company include the technical knowledge and familiarity of web based design and development from the initial stages through end-user testing. Mr. Clark has experience as a liaison between companies and new technology in providing the required support bringing the product and/or service to use. In 1983, Mr. Clark received his Bachelor of Science degree in Biomedical Science from Montana State University and in 1993 Mr. Clark received a Bachelor of Science degree in Computer Science Engineering specializing in Software from Arizona State University. The combination of Mr. Clark's education and vast experience within multiple technology settings makes him an asset in providing direction to the Company.

ITEM 11 - EXECUTIVE COMPENSATION

     The officers of the Company have not received any cash compensation. The Company plans to begin compensating the officers at such a time when the Company is generating revenues. Presently, the Company has not established any dates or other requirements for the officers to begin receiving compensation. The Company does not presently provide group medical or life insurance for its employees, although the Board of Directors may recommend such plans be adopted in the future.

     To further the growth of the Company and to reward key employees, the Company plans to compensate officers, directors, consultants and key employees providing bona fide services to the Company through the award of Common Shares of the Company. The Company's Board of Directors will be responsible for the administration of executive compensation and will grant awards under the Employee Compensation Plan. Nothing in this Employee Compensation Plan, or in the grant of an award, shall confer upon any employee the right to continue in the employ of the Company, nor shall it interfere with or restrict in any way the rights of the Company to discharge any employee at any time for any reason whatsoever, with or without cause. The Employee Compensation Plan is intended to reward employees, officers, directors and consultants, based upon the Company's performance.

     The officers and directors will be retained under employment contracts containing adequate compensation and benefits to insure the proper growth and development of the Company. All employment and compensation will be approved by the Board of Directors.

     No officer of the Company receives any additional compensation for his services as a director. However, directors are entitled to be reimbursed for reasonable and necessary out-of-pocket expenses incurred by them in connection with meetings of the Board of Directors or other matters of Company business.

     The Company is not aware of any arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change in control of the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At April 30, 2001, the Company had 14,595,000 Common Shares issued and outstanding. The following tabulates the holdings of Common Shares of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the Common Shares and, in addition, by all directors and officers of the Company, individually and as a group:

                                                    Number of       Percent
Name and Address                                     Shares         of Class
----------------                                     ------         --------
Victory Funding Group Ltd.                          3,166,667        21.72%
Sea Meadow House
P.O. Box 116, Road Town
Tortola, British Virgin Islands

Derby Holdings Ltd.                                 3,166,667        21.72%
Sea Meadow House
P.O. Box 116, Road Town
Tortola, British Virgin Islands

Hane Development Ltd.                               3,166,666        21.72%
3rd Floor Macmillan House
96 Kenington High Street
London, W8 4SG
United Kingdom

Euro-Equities Ltd.                                  2,500,000        17.15%
Providence House
East Hill Street
P.O. Box SS 6827
Nassau, Bahamas

John Hoffman (1)                                      750,000         5.14%
235 World Trade Center
San Francisco, California 94111

Steve Clark (1)                                       500,000         3.43%
235 World Trade Center
San Francisco, California 94111                     ---------        -----

All officers/directors as a group (two)             1,250,000         8.57%

----------
(1)  Officers and directors of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 7, 1998, the Company issued 1,000,000 Common Shares, par value $0.0001 per share, to the founding shareholders of Ace Legal Courier Services, Inc. in consideration for $100.00 cash and performing the duties of the Board of Directors.

     During July 1998, the Company issued 43,000 Common Shares, par value $0.0001 per share, to thirty (30) non-affiliated private investors in exchange for cash of $4,300.00. The average cost per share to these investors was, therefore, $0.10 per share. These shares were placed under Regulation D, Rule 504 of the Securities Act of 1933, as amended.

     On October 31, 1999, at a duly organized meeting of the Board of Directors and Shareholders, it was approved to do a 10:1 forward split of the Company's issued and outstanding shares of common stock. After the 10:1 forward split the Company had 10,430,000 Common Shares, par value $0.0001 issued and outstanding.

     On March 15, 2000, the Company issued  2,900,000  Common Shares,  par value
$0.0001 per share to three (3) private investors in exchange for cash of $3,450.00. No market existed on the Company shares at the time of issuance.

     On March 17, 2000, the Company issued 1,250,000 Common Shares, par value $0.0001 per share to the officers of the Company for services rendered as follows: John Hoffman, President, was issued 750,000 in consideration for services rendered to the Company. Steve Clark, Vice President of Development, was issued 500,000 in consideration for services rendered to the Company. No market existed on the Company shares at the time of issuance. These services were valued at $500.00.

     On March 21, 2001, the Company issued 15,000 Common Shares, par value $0.0001 per share to National Environmental Consultants, Inc. in exchange for 15,000 Common Shares, par value $0.001 per share of National Environmental Consultants, Inc. These 15,000 shares represented a 60% interest in the issued and outstanding shares of National Environmental Consultants, Inc.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements and Schedules required to be filed hereunder are indexed on page 8 hereof. Reports on Form 8-K are attached.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOTCOM VISIONS, INC.



                                        By: /s/ John Hoffman
                                            -----------------------------------
                                            John Hoffman
                                            Director and President



                                        Dated: July 24, 2001

PART IV OTHER INFORMATION

ITEM 14. REPORT ON FORM 8-K


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 8-K


              CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        Date of Report (Date of Earliest Event Reported): March 23, 2001


                         COMMISSION FILE NUMBER: 0-32061


                              DOTCOM VISIONS, INC.
             (Exact name of registrant as specified in its charter)


                NEVADA                                    33-0803437
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


2550 East Desert Inn Road, Suite 323, Las Vegas, Nevada          89121
         (Address of principal executive offices)              (Zip Code)


                                 (602) 952-1552
              (Registrants telephone number, including area code)


            235 World Trade Center, San Francisco, California 94111
              (Former name, former address and former fiscal year,
                         if changed since last report)

Total Number of Pages: 7

ITEM 1. ACQUISITION OF ASSETS:

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

ITEM 2. FINANCIAL STATEMENTS OF BUSINESS ACQUIRED:


NATIONAL ENVIRONMENTAL CONSULTANTS, INC.

BALANCE SHEET

MARCH 21, 2001 (UNAUDITED)

================================================================================

                                     ASSETS
Current Assets:
  Cash                                                                 $  300.00
  Accounts Receivable                                                   3,000.00
                                                                       ---------
     Total Current Assets                                              $3,300.00
                                                                       ---------

       Total Assets                                                    $3,300.00
                                                                       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                     $  600.00
                                                                       ---------
     Total Current Liabilities                                         $  600.00

       Total Liabilities                                               $  600.00

Stockholders' Equity:
Common Stock, $0.001 par value, Authorized
  25,000,000 shares; Issued and outstanding;
  at March 21, 2001, 25,000 shares                                     $   25.00
Additional paid-in capital                                                275.00
Retained Earnings                                                       2,400.00
                                                                       ---------
     Total Stockholders' Equity                                        $2,700.00
                                                                       ---------
       Total Liabilities and Stockholders' Equity                      $3,300.00
                                                                       =========

NATIONAL ENVIRONMENTAL CONSULTANTS, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED MARCH 21, 2001 (UNAUDITED)

================================================================================

Income:
  Consulting Income                                                    $3,000.00
                                                                       ---------
     Total Revenue                                                     $3,000.00

Operating Expenses:
  Organizational Costs                                                 $  600.00
                                                                       ---------
     Total Operating Expenses                                          $  600.00
                                                                       ---------

       Net Income                                                      $2,400.00
                                                                       =========

EXHIBIT ITEM   DESCRIPTION
------------   -----------
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


                                        DOTCOM VISIONS, INC.
                                        Registrant


March 23, 2001                          /s/ John Hoffman
                                        ----------------------------------------
                                        John Hoffman
                                        Director and President

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

     2. Acquisition of Stock. On the date of closing of this transaction, National Environmental Consultants, Inc. will transfer to DotCom Visions, Inc. sixty percent ((60%) of its issued and outstanding shares in exchange for Common Shares of DotCom Visions, Inc. This exchange is intended to qualify as a tax-free reorganization under
          Section 368 of the Internal Revenue Code of 1986, as amended and the National Environmental Consultants, Inc. Common Shares will be received on a tax-free basis. The DotCom Visions, Inc. Common Shares will be "restricted securities" as defined in Rule 144 under the Securities Act of 1934.

     3. Stock Conditions. On the date of closing there shall be no outstanding subscriptions, options, rights, warrants, convertible securities or other agreements or commissions obligating National Environmental Consultants, Inc. to issue or transfer any additional shares of its capital stock of any class.

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

     7. One Instrument. This Stock Exchange Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     8. Binding Effect. The parties intend to proceed with the transactions contemplated herein. Each party shall promptly notify the other of its progress on the matters specified herein.

Sincerely,


/s/ John Hoffman
----------------------------------
John Hoffman
Director and President


APPROVED AND AGREED to this
19th day of March 2001
NATIONAL ENVIRONMENTAL CONSULTANTS, INC.



/s/ John Hoffman
-----------------------------------
By: John Hoffman
Director and President

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


/s/ John Hoffman
----------------------------------
John Hoffman
Director and President


/s/ Steve Clark
----------------------------------
Steve Clark
Director and Vice President

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


/s/ John Hoffman
----------------------------------
John Hoffman
Director and President